Form 10QSB
period 1996-03-31
KELLER FINANCIAL SERVICES OF FLORIDA INC
filed 1996-10-09
CIK 886021

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                   FORM 10-QSB


(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996.

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

           For the transition period from_______________

                                           to______________

                       COMMISSION FILE NUMBER: 33-46921-A

                   KELLER FINANCIAL SERVICES OF FLORIDA, INC.

       FLORIDA                                                  59-3110610
       -------                                                  ----------
(State of Incorporation)                                 (IRS Employer I.D. No.)

                     Address of Principal Executive Offices:

           18167 U.S. HIGHWAY 19 NORTH, CLEARWATER, FLORIDA 34624-6572

               Registrant's telephone number, including area code:

                                 (813) 524-1400

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of May 10, 1996.

                             2,000,000 COMMON SHARES

                                TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART I     FINANCIAL INFORMATION

           Item I - Financial Statements                                  3

           Item II - Management's Discussion and Analysis
           of Financial Condition and Results of Operation                3

PART II    OTHER INFORMATION

           Item I - Legal Proceedings                                     5

           Item II - Changes in Securities                                5

           Item III - Default upon Senior Securities                      5

           Item IV - Submission of Matters to a Vote of Security          5
           Holders

           Item V - Other Information                                     5

           Item VI - Exhibits and Reports on Form 8-K                     5

                   KELLER FINANCIAL SERVICES OF FLORIDA, INC.

                         PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

The Corporation is not filing financial information at this time for the reasons included in ITEM II.

ITEM II - MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

The Corporation is not filing financial information at this time for the reasons included herein. The Corporation and its affiliates purchased $58,993,042 of gross retail installment contracts during the quarter. Management now realizes that unlike the first quarter of 1995, when losses began to abate late in the quarter, the loss trend continued throughout the entire first quarter, and thereafter. However, although management is certain that losses will occur, it has decided to delay the establishment of loan loss reserves in the financial statements until a previously reported financial model being prepared by Michael Nixon, President and CEO, is completed. Based upon the results of this model and the previously unavailable data from the Corporation's new computer system, installed in April, 1996, management will establish these reserves. Management anticipates that such reserves will be significant, thus creating a significant operating loss. Management also anticipates that it will take at least 60 days, or longer, to complete this project. In the interim, the Corporation will continue implementing all aspects of its new business plan and process reengineering program. When the project is completed, the Corporation will file an amendment to this report, including the financial statements which reflect the reserves, with the Commission.

LIQUIDITY AND CAPITAL RESOURCES

         The Corporation believes that its capital resources are sufficient to fund its day-to-day operations and to make all interest payments on the secured notes and dividend payments on the Convertible Preferred Stock when due and payable for the foreseeable future. Management believes that with the implementation of its new business plan and the continued improvements resulting from the process reengineering, the Corporation will return to a level of profitability sufficient to meet all other obligations. To verify its belief, management has asked Mr. Nixon to prepare a financial model to assess the level of profitability the Corporation must achieve to meet such obligations. Management anticipates that it will take at least 60 days, or longer, to complete this project. In the interim, the Corporation will continue implementing all aspects of its new business plan and process reengineering program. When the project is completed, the Corporation will file an amendment to this report with the Commission indicating the results thereof.

PROCESS REENGINEERING

         GENERAL. Management of KFS has recognized that, due to the extremely competitive nature of the industry, successful companies in the sub-prime lending industry will be those which are best able to do the following: (i) Hire and retain a professional operations management team which is capable of recruiting, training, leading and motivating their respective units, (ii) Deliver a product that is consistently superior in both loan underwriting and service quality, (iii) Accurately measure operational and financial performance and make timely, responsive changes to plans or programs as necessary, and (iv) Leverage current and evolving technologies to achieve a competitive advantage.

     KFS has embarked upon a process reengineering program to accomplish the foregoing. Process reengineering involves reviewing, at a significant level of detail, the basic businesses and work flows of a company to determine the most efficient use of human and financial resources, and to restructure, or "reengineer," the organization and its business processes to assure efficiency, consistency, control, profitability, financial stability and the future health of the organization.

     In order to effect process reengineering to achieve these desired performance standards, Greg Stiff, Vice President - Operations, has been charged with building a new Operations Control Unit (OCU). The OCU will assume the following responsibilities: (I) Assure that formal, written communications within the Corporation, including management reporting, bulletins, policies and procedures are in place, current and under constant review and scrutiny for improvement, (ii)Assure that all KFS branch offices and operational units are in compliance with current KFS policies and procedures by means of periodic reviews and audits by the OCU, (iii) Assure that appropriate performance goals are set for each KFS operational unit and associates, (iv) Implement consistent, accurate control tools and reporting to assure the stated objectives are achieved, (v) Assure that each KFS associate clearly understands his or her job assignments, has been properly trained, knows the expected level of their performance, and understands their personal responsibility for achieving their performance objectives, and (vi) Assure that the operations organization is efficiently structured and that the flow of work within and between each unit and other KFS departments facilitates the ultimate objective of booking quality, profitable automobile receivables.

     The initial objective of the OCU is to review the current communication flows within KFS to assure they are adequate and are being utilized. It is critical that information flow quickly and accurately to all operational units.

     Operations management will then review all major work flows and processes. Based upon this review appropriate operations strategies will be initiated to successfully implement KFS's new business plan to centralize all operations in conjunction with the introduction of new marketing programs.

     CREDIT UNDERWRITING AND SCORING. KFS is in the process of implementing sophisticated credit-scoring algorithms in order to better predict default rate on the loan contracts. This credit scoring technology has been developed by Fair Isaac of California ("FICO"), the leading credit-scoring company in the industry. Mr. Nixon has utilized FICO technology since 1985 and he has developed credit-scoring underwriting algorithms for three subprime finance lenders.

     KFS will score all contract applications with FICO technology called "Credit Desk." Credit desk uses information from credit bureaus and demographic determents to generate a score which will be the basis for an initial decision. If an application is approved, based on its score, the customer will be required to meet certain secondary requirement which may include: monthly income; time on job, time at residence; and payment affordability. If the customer meets these secondarY requirements KFS will fund the Contract.

     The FICO credit score technology will assist KFS in managing the balance between risk and reward and in improving the overall quality and predictability of the portfolio.

BUSINESS COMBINATION

     Effective April 29, 1996, the Company's Board adopted a plan to exchange shares of the Company for all the shares of several of its affiliates; Keller Financial Services of Tampa Bay, Inc., Keller Financial Services of St.

Petersburg, Inc., Keller Financial Services of Clearwater, Inc., Keller Financial Services of Pinellas, Inc., Keller Financial Services of Central Florida, Inc., Keller Financial Services of West Florida, Inc., Keller Financial Services of the Sun Coast, Inc., Keller Financial Services of North Florida, Inc., Keller Financial Services of Mid-Florida, Inc., related entities by common ownership and control. The transaction became effective May 24, 1996 will be accounted for as a combination of interests in a manner similar to a pooling-of-interest. No company will recognize a gain or loss as a result of the transaction. Beginning with the second quarter the companies will file consolidated reports under the parent Company, commission file #33-46921-A.

                   KELLER FINANCIAL SERVICES OF FLORIDA, INC.
                           PART II - OTHER INFORMATION

Item I - Legal Proceedings

     None.

Item II - Changes in Securities

     None.

Item III - Default upon Senior Securities

     None.

Item IV - Submission of Matters to a Vote of Security Holders

     None.

Item V - Other Information

     None.

Item VI - Exhibits and Reports on Form 8-K

     None.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly report to be signed on its behalf by the undersigned, thereto duly authorized.



OCTOBER 8, 1996                        BY /s/ MICHAEL NIXON
-----------------------                ----------------------------------------
Date                                      Michael Nixon
                                          President and Chief Executive Officer