Form 10QSB
period 1996-06-30
KELLER FINANCIAL SERVICES OF FLORIDA INC
filed 1996-10-09
CIK 886021

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                   FORM 10-QSB

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996.

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

                   For the transition period from ___________

                                               to ___________

                       COMMISSION FILE NUMBER: 33-46921-A

                   KELLER FINANCIAL SERVICES OF FLORIDA, INC.

FLORIDA                                                 59-3110610
-----------------------                         -----------------------
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

     CREDIT UNDERWRITING AND SCORING. KFS is in the process of implementing sophisticated credit-scoring algorithms in order to better predict default rate on the loan contracts. This credit scoring technology has been developed by Fair Isaac of California ("FICO"), the leading credit-scoring company in the industry. Mr. Nixon has utilized FICO technology since 1985 and he has developed credit-scoring underwriting algorithms for three sub-prime finance lenders.

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

     Form 8-K, Resignation of Director, dated June 18, 1996.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly report to be signed on its behalf by the undersigned, thereto duly authorized.

OCTOBER 8, 1996                        BY /s/ MICHAEL NIXON
---------------                        ----------------------------------------
Date                                      Michael Nixon
                                          President and Chief Executive Officer