Form 10QSB
period 1996-09-30
KELLER FINANCIAL SERVICES OF FLORIDA INC
filed 1996-11-18
CIK 886021

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                   FORM 10-QSB
                       ----------------------------------

(X) Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996.

( ) Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

            For the transition period from
                                          -------------------
                                            to
                                              -------------------

                       COMMISSION FILE NUMBER: 33-46921-A

                   KELLER FINANCIAL SERVICES OF FLORIDA, INC.

        FLORIDA                                                59-3110610
-----------------------                                 ----------------------
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

                                    YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of Novemebr 15, 1996.

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

ITEM II - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

The Corporation is not filing financial information at this time for the reasons included herein. The Corporation and its affiliates purchased $58,993,042 of gross retail installment contracts during the first quarter of 1996. Management now realizes that unlike the first quarter of 1995, when losses began to abate late in the quarter, the loss trend continued throughout the entire first quarter, and thereafter. However, although management is certain that losses will occur, it has decided to delay the establishment of loan loss reserves in the financial statements until a previously reported financial model being prepared by Michael Nixon, President and CEO, is completed. Based upon the results of this model and the previously unavailable data from the Corporation's new computer system, installed in April, 1996, management will establish these reserves. Management anticipates that such reserves will be significant, thus creating a significant operating loss. Management also anticipates that it will take at least 60 days, or longer, to complete this project. In the interim, the Corporation will continue implementing all aspects of its new business plan and process reengineering program. When the project is completed, the Corporation will file an amendment to this report, including the financial statements which reflect the reserves, with the Commission.

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

     CREDIT UNDERWRITING AND SCORING. KFS is in the process of implementing sophisticated credit-scoring algorithms in order to better predict default rate on the loan contracts. This credit scoring technology has been developed by Fair Isaac of California ("FICO"), the leading credit-scoring company in the industry. Mr. Nixon has utilized FICO technology since 1985 and he has developed credit-scoring underwriting algorithms for three sub- prime finance lenders.

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

BUSINESS COMBINATION

     Effective April 29, 1996, the Company's Board adopted a plan to exchange shares of the Company for all the shares of several of its affiliates; Keller Financial Services of Tampa Bay, Inc., Keller Financial Services of St. Petersburg, Inc., Keller Financial Services of Clearwater, Inc., Keller Financial Services of Pinellas, Inc., Keller Financial Services of Central Florida, Inc., Keller Financial Services of West Florida, Inc., Keller Financial Services of the Sun Coast, Inc., Keller Financial Services of North Florida, Inc., Keller Financial Services of Mid- Florida, Inc., related entities by common ownership and control. The transaction became effective May 24, 1996 will be accounted for as a combination of interests in a manner similar to a pooling-of-interest. No company will recognize a gain or loss as a result of the transaction. Beginning with the second quarter the companies will file consolidated reports under the parent Company, commission file #33-46921-A.

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

     None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly report to be signed on its behalf by the undersigned, thereto duly authorized.



NOVEMBER 15, 1996                      BY /s/MICHAEL NIXON
-----------------------=               ---------------------------------
Date                                     Michael Nixon
                                         President and Chief Executive Officer