Form 10-Q/A
period 1996-09-30
KELLER FINANCIAL SERVICES OF FLORIDA INC
filed 1997-01-23
CIK 886021

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                  FORM 10-Q/A-1


[X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934.

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996.

[ ]Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934.

   For the transition period from____________________ to ______________________

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

                                 YES [X]     NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of August 10, 1996.

                            1,600,000 COMMON SHARES

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----

PART I    FINANCIAL INFORMATION

          Item I - Financial Statements                                    3

          Item 11 - Management's Discussion and Analysis
          of Financial Condition and Results of Operation                  9

PART II   OTHER INFORMATION

          Item I - Legal Proceedings                                       14

          Item II - Changes in Securities                                  14

          Item III - Default upon Senior Securities                        14

          Item IV - Submission of Matters to a Vote of Security            14
          Holders

          Item V - Other Information                                       14

          Item VI - Exhibits and Reports on Form 8-K                       14

                         PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

                  KELLER FINANCIAL SERVICES OF FLORIDA, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                           SEPTEMBER 30,            DECEMBER 31,
                                                                               1996                    1995
                                                                           -------------            -----------
                                     ASSETS
Cash and cash equivalents                                                  $10,496,689              $17,976,477

Commercial Floor Plan Loans                                                    134,896                      -0-

Finance receivables, principal                                              99,939,994              103,048,408
  Non-refundable acquisition discounts                                      (1,396,464)              (2,108,093)
  Less allowance for credit losses                                         (11,551,706)             (10,945,525)
                                                                           -----------              -----------
  Finance receivables, Net                                                  86,991,824               89,994,790
                                                                           -----------              -----------


Marketable equity securities                                                       -0-                      -0-
Due from affiliates                                                            249,500                      -0-
Deferred issue costs                                                         8,352,091               10,451,345
Furniture, equipment & leaseholds, net                                       1,827,119                  902,241
Other assets                                                                 6,087,970                4,210,891
                                                                          ------------              -----------

   TOTAL ASSETS                                                           $114,140,089             $123,535,744
                                                                          ============             ============

                             LIABILITIES AND EQUITY
Accounts payable & accrued exp.                                           $     70,525             $    171,953
Secured notes                                                              132,767,600              132,814,000
Notes payable - related party                                                      -0-                   80,000
Due to affiliate                                                                   -0-                      -0-
                                                                          ------------             ------------
   TOTAL LIABILITIES                                                       132,838,125              133,065,953
                                                                          ------------             ------------


Cumulative Convertible Preferred Stock, 10,000,0000 shares
authorized, 1,490,700 and 0 shares issued and outstanding                   13,548,129                      -0-
Common stock, $1 par value, 2,000,000 issued and outstanding                     1,000                    1,000
Additional paid-in capital                                                     965,600                  965,600
Retained earnings                                                          (33,187,765)             (10,496,809)
Treasury stock, at cost
   400,000 shares at $.0625                                                    (25,000)                     -0-
                                                                          ------------             ------------
   TOTAL EQUITY                                                            (18,698,036)              (9,530,209)
                                                                          ------------             ------------

   TOTAL LIABILITIES & EQUITY                                             $114,140,089             $123,535,744
                                                                          ============             ============


                   KELLER FINANCIAL SERVICES OF FLORIDA, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                         SEPTEMBER 30,                              SEPTEMBER 30,
                                              ----------------------------------          ----------------------------------
                                                   1996                  1995                 1996                  1995
                                                   ----                  ----                 ----                  ----
INTEREST INCOME
 Finance charges, fees, and
 other income                                    5,532,722          $  5,922,303          $ 16,052,048          $ 14,842,854
 Interest expense                               (3,972,952)           (4,113,009)          (12,587,987)           (9,959,200)
                                              ------------          ------------          ------------          ------------
 Net interest income (loss)                      1,559,770             1,809,294             3,464,061             4,883,654


 Provision for credit losses                      (182,444)           (1,275,000)          (17,991,569)           (1,275,000)
                                              ------------          ------------          ------------          ------------

 Net interest income (loss)
 after provision for credit
 losses                                          1,377,326               534,294           (14,527,508)            3,608,654

EXPENSES
 Administrative &
 marketing
 - paid to related party                         2,091,079             1,574,136             6,151,417             3,424,467
 Other operating expenses                          212,000               100,091               508,715               261,258
 Restructuring costs - paid
 to related party                                  643,885                   -0-               643,885                   -0-
                                              ------------          ------------          ------------          ------------
NET INCOME (LOSS)
BEFORE INCOME TAXES                             (1,569,638)           (1,139,933)          (21,831,525)              (77,071)

 Provision for income taxes                            -0-                   -0-                   -0-                   -0-
                                              ------------          ------------          ------------          ------------
NET INCOME (LOSS)                             $ (1,569,638)         $ (1,139,933)          (21,831,525)         $    (77,071)
                                              ============          ============          ============          ============

 Preferred Dividends                               335,549                   -0-               859,431                   -0-
                                              ------------          ------------          ------------          ------------
NET INCOME (LOSS)
applicable to common
shareholders                                  $ (1,905,187)         $ (1,139,933)         $(22,690,956)         $    (77,071)
                                              ============          ============          ============          ============

NET INCOME (LOSS) PER
SHARE                                         $      (1.19)         $      (0.57)         $     (11.87)         $      (0.04)
                                              ============          ============          ============          ============
WEIGHTED AVERAGE
SHARES OUTSTANDING                               1,600,000             2,000,000             1,911,111             2,000,000
                                              ============          ============          ============          ============


                   KELLER FINANCIAL SERVICES OF FLORIDA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                         NINE MONTHS ENDED SEPTEMBER 30,

                                                                            1996                   1995
                                                                        ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                      $(21,831,525)           $    (77,071)
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation                                                                225,000                  50,000
Provision for credit losses                                              17,991,569               1,275,000
Amortization of deferred issue costs                                      2,099,255               1,745,447
Net increase (decrease) in discounts                                       (711,629)              2,820,707
Net increase in other assets                                             (1,877,079)             (3,295,657)
Net (increase) decrease in due from affiliate                              (249,500)                    -0-
Net increase (decrease) in accrued expenses and other
liabilities                                                                (100,840)                129,285
                                                                       ------------            ------------
                                                                         (4,454,749)              2,647,711
                                                                       ------------            ------------
CASH FLOWS FROM INVESTING ACTIVITIES
Finance receivables originated, net of charge-offs                      (57,386,685)            (80,724,212)
Finance receivables repaid                                               43,109,122              30,265,645
Investment in floor plan receivables                                       (134,896)                    -0-
Purchase of furniture, fixtures, and equipment, net of minor
disposals                                                                (1,149,878)               (333,787)
                                                                       ------------            ------------
                                                                        (15,562,337)            (50,792,354)
                                                                       ------------            ------------


CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of notes payable - related party                                (80,000)               (600,000)
  Net proceeds (repayments) of secured notes                                (46,400)             58,472,000
  Net proceeds from issuance of preferred stock                          13,548,129                     -0-
  Purchase of treasury stock                                                (25,000)
  Preferred dividends                                                      (859,431)                    -0-
  Increase in deferred issue costs                                                              (5,849,747)
  Common shareholder distributions                                              -0-              (1,262,019)
                                                                       ------------            ------------
                                                                         12,537,298              50,760,234
                                                                       ------------            ------------

  NET INCREASE (DECREASE) IN CASH AND CASH                               (7,479,788)              2,615,591
  EQUIVALENTS
  CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                                    17,976,477              21,198,721
                                                                       ------------            ------------
  CASH AND CASH EQUIVALENTS, END OF
  PERIOD                                                               $ 10,496,689            $ 23,814,312
                                                                       ============            ============
  SUPPLEMENTAL DISCLOSURES
  Interest paid to creditors                                           $ 10,488,732            $  8,213,904
                                                                       ============            ============
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Unrealized loss on marketable equity securities                      $        -0-            $      5,620
                                                                       ============            ============

                   KELLER FINANCIAL SERVICES OF FLORIDA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. STATEMENT OF INFORMATION FURNISHED
The financial information included herein is unaudited, such information reflects all normal and recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the results of operations and cash flows for the interim periods.

These unaudited financial statements should be read in conjunction with the most recent audited financial statements, for the period ended December 31, 1995, of the Company and the affiliates consolidated with the Company under the exchange of shares transaction described in Note 4, below.

The results of operations for the nine months and three months ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year.


2. FINANCE CHARGES -- REVENUE RECOGNITION METHOD
Revenue from Finance Charges is recognized using procedures that approximate the interest (actuarial) method.


3. RECALCULATION OF FINANCE CHARGE REVENUE RECOGNITION AND RESTATEMENT OF 1995 FINANCIAL STATEMENTS
Following the January 1997 installation of a reporting module in the Company's recently installed new loan servicing system, which provided information not previously known, the Company reviewed and revised its procedures for calculating finance charge revenue on the interest (actuarial) method. Based upon a recalculation, the Company determined that the December 1995 and September 1995 financial statements, based on the old procedures and under the old system, overstated finance charge revenue recognition by a cumulative $1,825,238 as of December 1995, of which $309,286 and $974,621 applied to the three months and nine months ended September 30, 1995, respectively. The December 1995 and September 1995 financial statements have been so restated.

4.  PRINCIPLES OF CONSOLIDATION
Effective April 29, 1996, the Company's Board adopted a plan to exchange shares of the Company for all the shares of several of its affiliates; Keller Financial Services of Tampa Bay, Inc., Keller Financial Services of St. Petersburg, Inc., Keller Financial Services of Clearwater, Inc., Keller Financial Services of Pinellas, Inc., Keller Financial Services of Central Florida, Inc., Keller Financial Services of West Florida, Inc., Keller Financial Services of the Sun Coast, Inc., Keller Financial Services of North Florida, Inc., Keller Financial Services of Mid-Florida, Inc., related entities by common ownership and control. The transaction was accounted for as a combination of interests in a manner similar to a pooling-of-interest. No company recognized a gain or loss as a result of the transaction.

The consolidated financial statements of the Company include the accounts of its wholly-owned subsidiaries. All significant inter-company transactions have been eliminated in consolidation.


5. FINANCE RECEIVABLES ALLOWANCE FOR CREDIT LOSSES; NON-REFUNDABLE ACQUISITION DISCOUNTS
Finance receivables as of September 30, 1996 and December 31, 1995 consist of the following:

                                             SEPTEMBER 30,        DECEMBER 31,
                                                 1996                1995
                                             -------------       -------------
   Finance receivables, gross                $ 132,126,088       $ 131,772,130
   Less unearned finance charges               (32,186,094)        (28,723,722)
                                             -------------       -------------
   Finance receivables, principal            $  99,939,994       $ 103,048,408
                                             =============       =============

Changes in the allowance for credit losses and the non-refundable acquisition discount for the nine months ended September 30, 1996 and 1995 were as follows:

ALLOWANCE FOR CREDIT LOSSES:
                                                1996             1995
                                            ------------    ------------
 Beginning balance                          $ 10,945,525    $         -0-
 Provision for credit losses                  17,991,569       1,275,000
 Finance receivables charged off             (17,385,388)        (58,812)
                                            ------------    ------------
 Ending balance                             $ 11,551,706    $  1,216,188
                                            ============    ============

NON-REFUNDABLE ACQUISITION DISCOUNT:
  Beginning balance                         $  2,108,093       3,466,430
  Discounts acquired                           4,430,634       8,787,349
  Discounts accreted to income                        -0-             -0-
  Finance receivables charged off             (5,142,263)     (5,966,642)
                                            ------------    ------------
  Ending balance                            $  1,396,464    $  6,287,137
                                            ============    ============

During the First Quarter of 1996 and the Third Quarter of 1995, the Company increased its provision for credit losses through a charge to earnings, by $17,773,265 and $1,275,000, respectively, in response to increasing levels of finance receivables delinquencies and significantly higher losses on the disposition of repossessed assets than previously experienced.


6. CAPITAL STOCK On January 22, 1996, the Company registered and began receiving subscriptions for 1,500,000 shares of 9% Cumulative Convertible Preferred Stock
- Class A. The Shares are redeemable for cash at any time after December 31, 1996, in whole or in part, at the option of the Company at redemption prices declining to par on December 31, 2001. They are convertible into shares of the Company's common stock twelve months after the completion of an initial public offering of the Company's common stock. The Company has closed the offering after selling 1,490,700 shares.


7. BUSINESS RESTRUCTURING
Keller Financial Services, Inc. ("KFS"), the Company's loan servicing and origination agent, has embarked upon a process reengineering program, see "Process Reengineering." As a part of this program, KFS announced on September 16, 1996 the closing of all branch origination offices and the displacement of approximately 80 employees. The branch closings were completed on November 15, 1996. Accordingly, KFS accrued expenses relating to future rents due under the branch office leases and severance costs related to the displacement of employees. Under the terms of the agency agreement between the Company and KFS, the Company paid to KFS $643,885 to cover such costs recognized as "restructuring costs" in the Third Quarter 1996.


8. RELATED PARTY TRANSACTIONS
KFS is an affiliate of the Company and manages the operations of the Company. Direct operating and overhead costs are allocated monthly to the Company and its subsidiaries. Administration and marketing costs associated with servicing finance receivables and obtaining additional funds are allocated prorata on the number of finance receivables outstanding and prorata based on the amount of monthly funds obtained. Loan origination costs are allocated prorata on the number of finance receivables originated. Deferred issuance costs related to the issuance of debt and certain taxes are directly allocated to the Company and its subsidiaries. Total general and administrative and marketing reimbursements of $6,151,417 and $3,424,467 were paid to KFS during the nine months ended September 30, 1996 and 1995. KFS entered into a marketing agreement with Peerless Financial

Services, Inc. ("Peerless") pursuant to which Peerless will market products and services for KFS and the Company. Although the majority stockholder of Peerless and the Stockholder with the right to vote the majority of stock of KFS and the Company are not the same, there is connnon stock ownership of the three companies. On September 30, 1996, advances by the Company to Peerless totaled $195,000 and advances to KFS totaled $54,500. On December 31, 1995, $80,000 was outstanding on a note to an individual related to the Chairman of the Company. The note was unsecured, paid interest monthly at a 12% annual interest rate and was callable at any time. The note was repaid in the Second Quarter of 1996.


9. LIQUIDITY AND CAPITAL RESOURCES
The Company believes that its capital resources are sufficient to fund its day-to-day operations and to make all interest payments on the secured notes and dividend payments on the Convertible Preferred Stock when due and payable for the foreseeable future. Management believes that with the implementation of its new business plan and the continued improvements resulting from its process reengineering program, if the Company can obtain the funds necessary to acquire approximately $6.5 million in finance receivables per month under its new operating program, the Company will return to a level of profitability sufficient to meet all other obligations. This belief is consistent with the results of a financial model. Management believes the Company, through the acquisition of such volume of finance receivables or other options which management is continuing to explore, can meet its objectives. Among others, management is exploring the options of securitizing part of its existing portfolio (a form of refinancing at a lower effective rate of interest) and securing a line of credit. The Company is also exploring earning origination fees by originating contracts for acquisition by other lenders and selling whole loan pools while retaining servicing and/or origination fees.

ITEM II - MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCLAL CONDITION AND RESULTS OF OPERATION


Keller Financial Services of Florida, Inc. and subsidiaries (the "Company") are in the business of purchasing retail motor vehicle installment sales contracts ("finance receivables" or "loans") originated in connection with the financing of new and used automobiles and light-duty trucks, including the right to receive payments thereunder and security interests in vehicles, and to collect the principal and interest payments due on such contracts.

The Company transacts business primarily in the State of Florida and operations are managed by KFS. The Company's loans range from 12 to 60 months at annual interest rates of 15% to 30%. All loans are currently repayable in monthly installments. The majority of loans are purchased at a discount from principal amount owed and the discount is held as a reserve for possible future loan losses.

The Company also intends to extend, from time to time, limited amounts of dealer floor plan financing to finance automobiles and motorcycles offered for retail sale by certain dealers that are a source of significant amounts of finance receivables to the Company.


GENERAL
Management of KFS has recognized that, due to the extremely competitive nature of the industry, successful companies in the sub-prime lending industry will be those which are best able to do the following: (i) Hire and retain a professional operations management team which is capable of recruiting, training, leading and motivating their respective units, (ii) Deliver a product that is consistently superior in both loan underwriting and service quality,
(iii) Accurately measure operational and fmancial performance and make timely, responsive changes to plans or programs as necessary, and (iv) Leverage current and evolving technologies to achieve a competitive advantage.

KFS embarked upon a process reengineering program accomplish the foregoing. Process reengineering involves reviewing, at a significant level of detail, the basic businesses and work flows of a company to determine the most efficient use of human and fmancial resources, and to restructure, or "reengincer," the organization and its business processes to assure efficiency, consistency, control, profitability, financial stability and the future health of the organization.

In order to effect process reengineering to achieve these desired performance standards, Greg Stiff, Executive Vice President - Operations, and Michael
Nixon, President, were hired by the Company and charged with the following responsibilities: (i) Assure that formal, written communications within the Company, including management reporting, bulletins, policies and procedures are in place, current and under constant review and scrutiny for improvement, (ii) Assure that all KFS branch offices were necessary and that operational units are in compliance with current KFS policies and procedures by means of periodic reviews and audits, (iii) Assure that appropriate performance goals are set for each KFS operational unit and associates, (iv) Implement consistent, accurate control tools and reporting to assure the stated objectives are achieved, (v) Assure that each KFS associate clearly understands his or her job assignments, has been properly trained, knows the expected level of their performance, and understands their personal responsibility for achieving their performance objectives, and (vi) Assure that the operations organization is efficiently structured and that the flow of work within and between each unit and other KFS departments facilitates the ultimate objective of booking quality, profitable automobile finance receivables.

Under the process reengineering program, KFS successfully commenced the implementation of a new business plan in the Second and Third quarters of 1996 by: (i) Centralizing certain operations, (ii) Introducing, in the Third Quarter, a new three tiered loan acquisition program, (iii) Implementing new credit underwriting guidelines, including a computerized borrower scoring analysis,
(iv) Installing new computer hardware and software utilized for contract servicing, including collections and repossessions, and for accounting, (v) Reviewing Dealer relationships, and (vi) Implementing a revised marketing program. As an extension of the reengineering program, the Company announced the closing of all twenty-one KFS branch offices and the complete centralization of operations in the Third Quarter 1996. The closings were completed in the Fourth Quarter 1996 and resulted the displacement of approximately eighty employees.


RESULTS OF OPERATIONS
The Company acquired 4,350 contracts through its twenty-one branch network in the First Quarter 1996, the highest volume ever acquired by the Company in any fiscal quarter. Many of the contracts were originated through non-franchised auto dealers who sold primarily older model high-mileage vehicles. Management now realizes that unlike the First Quarter of 1995, when losses began to abate late in the quarter, the loss trend continued throughout the entire First Quarter 1996, and thereafter. Management believes a significant portion of the unanticipated losses relates to loan activity in the First Quarter 1996. Based upon the results of the previously reported financial model prepared under the direction of Mr. Nixon, and previously unavailable data from the Company's new loan servicing computer system installed in April, 1996, management became able, in January 1997, to estimate that as of March 31, 1996 the future credit losses on the loan portfolio would be $28.4 million.

Based upon the foregoing, the Company increased its Allowance for Credit Losses by $17.8 million through the Provision for Losses as a charge to earnings in the First Quarter 1996. As of March 31, 1996, the Company had $28.4 million total reserves for future credit losses comprised of a $25.4 million Allowance for Credit Losses reserve and $3.0 million of Non-refundable Acquisition Discounts. The Allowance for Credit Losses declined to $11.6 million and Non-refundable Acquisition discounts declined to $1.4 million as of September 30, 1996, primarily as a result of credit losses recognized upon the disposition of repossessed vehicles since the First Quarter of 1996.

Following the January 1997 installation of a reporting module in the Company's recently installed new loan servicing system, which provided information not previously known, the Company reviewed and revised its procedures for calculating finance charge revenue on the interest (actuarial) method. Based upon a recalculation, the Company determined that the December 1995 and September 1995 financial statements, based on the old procedures and under the old system, overstated finance charge revenue recognition by a cumulative $1,825,238 as of December 1995, of which $309,286 and $974,621 applied to the three months and nine months ended September 30, 1995, respectively. The December 1995 and September 1995 financial statements have been so restated.

The changes implemented as a result of the process reengineering program resulted in significantly fewer contracts being acquired commencing the Second Quarter of 1996. Although the number of Contracts acquired thereafter has continued to increase, the volume of contracts acquired in 1996 continues to remain lower than the comparable periods for 1995.

The Company purchased $15,640,342 of gross finance receivables in the Third Quarter which represented 971 contracts. For the year, the Company has purchased the following:

                                                1996                             1995
                                  -----------------------------       ----------------------------
                                       $               Units               $               Units
                                  -----------       -----------       -----------       ----------
First Quarter                     59,001,821             4,350        39,338,705             3,361
Second Quarter                     6,759,666               550        50,404,273             4,029
Third Quarter                     15,640,342               971        22,730,266             1,888
                                  ----------        ----------       -----------        ----------

Year-to-Date                      81,401,829             5,871       112,473,244             9,278
                                  ==========        ==========       ===========        ==========

At the end of the Third Quarter of 1996 the Company had extended $134,896 floor plan advances to motorcycle and automobile dealers, $195,000 to Peerless under the marketing agreement and $54,500 to KFS.

As a result of the foregoing, the Company's net interest income before provision for loan losses decreased 29.1% for the nine months and 13.8% for the three months ended September 30, 1996 to $3,464,061 and $1,559,770 from $4,883,654 and
$1,809,294 during the same period ended 1995. The Company charged earnings in the Second and Third Quarters of 1996 with $35,860 and $182,444 to provide reserves for future losses on loans generated in those periods. In addition, the Company charged the First Quarter of 1996 earnings $17,773,265 and Third Quarter 1995 $1,275,000 to provide for additional credit loss reserves. See "Credit Loss and Delinquency Experience."

Interest expense increased to $12,587,987 from $9,959,200 during the period ended September 30, 1996 on the secured notes which bear interest at rates ranging from 9% to 12% per annum. These increases are a result of the issuance of additional secured notes and subsequent purchase of additional installment sales contracts, throughout 1995 and 1996. The installment sales contracts bear interest at rates ranging from 15% to 30%.

Expenses, excluding restructuring costs, increased 81% during the nine months and 38% for three months ended September 30, 1995 to $6,660,132 and $2,303,079 from $3,685,725 and $1,674,227 for the same periods ended in 1995. This is a result of increased servicing costs associated with increased delinquencies and defaults.

As a part of the process reengineering program, KFS announced on September 16, 1996 the closing of all branch origination offices and the displacement of approximately 80 employees. The plan was completed on November 15, 1996. Accordingly, the KFS accrued expenses related to future rents due under the branch office leases and severance costs related to the displacement of employees. Under the terms of the agency agreement between the Company and KFS, the Company has paid $643,885 to cover such costs and have recognized them as "restructuring costs" in the Third Quarter 1996.

As a result of the foregoing and those factors described in "Industry Trends" and "Credit Loss and Delinquency," below, net income for the nine month period ended September 30, 1996 decreased to a net loss of $21,831,525 compared to a net loss of $77,071 for the same period in 1995. For the three month period ended September 30, 1996 the Company had a net loss, including restructuring costs, of $1,569,638 compared to a net loss of $1,139,933 for the same period in 1995.

INDUSTRY TRENDS

Over the past several years, lenders in the sub-prime market have experienced increased rates of delinquency, default and credit losses. Management believes this is due in part to the maturation of the young sub-prime lending industry, the current weakening trend of the consumer credit market, attempts by lenders which lack effective knowledgeable management to determine the correct balance between risk and reward, and the effect of additional competition on the marketplace. If these trends continue, the Company may experience credit losses.

The automobile finance business is highly competitive. The Company believes that there are numerous competitors providing, or capable of providing, financing through Dealers to purchasers of Vehicles. Because the Company purchases finance receivables from Dealers that provide financing to borrowers who do not qualify for traditional financing, the Company does not believe that it competes with most commercial banks, savings and loans, credit unions and other consumer lenders that apply more traditional lending criteria to the credit approval process. Historically, these traditional sources of automobile financing (some of which are larger, have significantly greater financial resources and have relationships with captive dealer networks) have not consistently served the Company's sub-prime market segment. If such a competitor were to enter the Company's market segment, the Company could be materially adversely affected. The sub-prime market is highly fragmented and is served by many non-traditional consumer finance sources. During the past few years, numerous other finance companies operating in the sub-prime have completed public offerings of securities to enable them to finance lending activities in the sub-prime market. To the extent that these and other companies expand or continue to expand their activities in the market served by the Company, the competition for dealer relationships and suitable finance receivables in that market will continue to intensify, which could have an adverse effect on the Company.

CREDIT LOSS AND DELINQUENCY EXPERIENCE
In conjunction with the financing of installment sales contracts, agreements are entered into with dealers, whereby non-refundable acquisition discounts are established. These discounts represent the difference between the amount financed and the amount advanced to the dealer. All or a portion of these negotiated discounts are available to absorb credit losses, or to be taken into income at the term of the contract. Conversely, if the Company determines that the amount of non-refundable acquisition discount is not sufficient to offset potential credit losses, the Company may seek to increase the amount of non-refundable acquisition discount on future finance receivables purchases. The Allowance for Credit Losses reserve may also be increased to cover future expected credit losses by a charge to current earnings through the Provision for Credit Losses. Credit loss experience, contractual delinquency of loans receivable, the value of underlying collateral, and current economic conditions are factors management use in negotiating the discounts and assessing the overall adequacy of the discounts to absorb losses.


                                               AS OF AND FOR THE PERIOD ENDED
                                                        SEPTEMBER 30,
                                               ------------------------------
                                                1996                   1995
                                                ----                   ----

Gross finance receivables                  $ 132,066,733            131,171,933
Number of contracts                              14,222                 13,851
Monthly delinquent Contracts
 31-60 Days                                       1,116    7.9%          1,525    11.0%
 61-90 Days                                         281    2.0%            571     4.1%
 91 Days or more                                    450    3.2%            470     3.4%
Repossessions                                $6,087,970    4.6%     $5,966,642     4.5%
Non-refundable acquisition
discounts & Allowance for
credit losses                               $12,948,170    9.8%     $7,503,385     5.7%
Net charge-offs                              22,527,651   17.1%      5,620,335     4.3%

----------
(1) Gross finance receivables includes the total of all future payments due under the Contracts.
(2) Net charge-offs includes the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle, excluding accrued and unpaid interest. Also included are post liquidation recoveries on previously charged off accounts.

As a result of trends discussed above, the delinquency ratio at month-end September 1996 was 13.1%, down from 18.5% in the corresponding period in 1995. However, net charge-offs for the nine months ending September 1996 increased to $22.5 million, or 17.1% of gross finance receivables, compared to $5.6 million, or 4.3%, in the corresponding period for 1995.


LIQUIDITY AND CAPITAL RESOURCES
The Company believes that its capital resources are sufficient to fund its day-to-day operations and to make all interest payments on the secured notes and dividend payments on the Convertible Preferred Stock when due and payable for the foreseeable future. Management believes that with the implementation of its new business plan and the continued improvements resulting from the process reengineering program, if the Company can obtain the funds necessary to acquire approximately $6.5 million in finance receivables per month under its new operating program, the Company will return to a level of profitability sufficient to meet all other obligations. This belief is consistent with the results of the financial model. Management believes the Company, through the acquisition of such volume of finance receivables or other options which management is continuing to explore, can meet its objectives. Among others, management is exploring the options of securitizing part of its existing portfolio (a form of refinancing at a lower effective rate of interest) and securing a line of credit.

The Company is also exploring earning origination fees by originating contracts for acquisition by other lenders and selling whole loan pools while retaining servicing and/or origination fees.

During the nine months ending September 30, 1996, net proceeds of approximately $13,548,129 of new issue Convertible Preferred Stock and $43,109,122 finance receivables repayments were used to purchase $57,386,685 new finance receivables. Cash flow from operations was ($4,454,749) due primarily to credit losses and vehicle repossessions previously discussed. Cash and equivalents were reduced $7,479,788 during the period primarily to fund this operating cash requirement, a $1,149,879 increase in fixed assets and $859,431 preferred dividends. Cash and equivalents were $10,496,689 at September 30, 1996.

BUSINESS COMBINATION
Effective April 29, 1996, the Company's Board adopted a plan to exchange shares of the Company for all the shares of several of its affiliates; Keller Financial Services of Tampa Bay, Inc., Keller Financial Services of St. Petersburg, Inc., Keller Financial Services of Clearwater, Inc., Keller Financial Services of Pinellas, Inc., Keller Financial Services of Central Florida, Inc., Keller Financial Services of West Florida, Inc., Keller Financial Services of the Sun Coast, Inc., Keller Financial Services of North Florida, Inc., Keller Financial Services of Mid-Florida, Inc., related entities by common ownership and control. The transaction was accounted for as a combination of interests in a manner similar to a pooling-of-interest. No company recognized a gain or loss as a result of the transaction.

                   KELLER FINANCIAL SERVICES OF FLORIDA, INC.
                           PART II - OTHER INFORMATION

Item I - Legal Proceedings

     None.

Item 11 - Changes in Securities

     None.

Item III - Default upon Senior Securities

     None.

Item IV - Submission of Matters to a Vote of Security Holders

     None.

Item V - Other information

     None.


Item VI - Exhibits and Reports on Form 8-K
     EXHIBIT 27 - Financial Data Schedule (for SEC use only)
     Form 8-K, Resignation of Director, dated June 18, 1996

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly report to be signed on its behalf by the undersigned, thereto duly authorized.

Date:                                         By: /s/ Michael Nixon
JANUARY 23, 1997                              ------------------------------
                                              Michael Nixon
                                              President and Chief Executive
                                              Officer