Form 10-Q/A
period 1996-03-31
KELLER FINANCIAL SERVICES OF FLORIDA INC
filed 1997-01-29
CIK 886021

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                  FORM 10-Q/A-1


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

                  For the transition period from ______to_____


                       COMMISSION FILE NUMBER: 33-46921-A

                   KELLER FINANCIAL SERVICES OF FLORIDA, INC.

       FLORIDA                                                59-3110610
------------------------                               -----------------------
(State of Incorporation)                               (IRS Employer I.D. No.)

           18167 U.S. HIGHWAY 19 NORTH, CLEARWATER, FLORIDA 34624-6572
           -----------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (813) 524-1400
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such other shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of March 31, 1996.

                             2,000,000 COMMON SHARES

                                TABLE OF CONTENTS

                                                                 PAGE
PART I    FINANCIAL INFORMATION

          Item I - Financial Statements                            3

          Item II - Management's Discussion and Analysis
          of Financial Condition and Results of Operation          9

PART II   OTHER INFORMATION

          Item I - Legal Proceedings                              14

          Item II - Changes in Securities                         14

          Item III - Default upon Senior Securities               14

          Item IV - Submission of Matters to a Vote of
          Security Holders                                        14

          Item V - Other Information                              14

          Item VI - Exhibits and Reports on Form 8-K              14

                         PART I - FINANCIAL INFORMATION



ITEM I - FINANCIAL STATEMENTS

                   KELLER FINANCIAL SERVICES OF FLORIDA, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                  MARCH 31,       DECEMBER 31,
                                                    1996              1995
                                               -------------      -------------
                     ASSETS

Cash and cash equivalents                      $   5,086,087      $  17,976,477

Finance receivables, principal                   124,731,933        103,048,408
  Nonrefundable acquisition discounts             (3,005,642)        (2,108,093)
  Less allowance for credit losses               (25,399,288)       (10,945,525)
                                               -------------      -------------
   Finance receivables, Net                       96,327,003         89,994,790
                                               -------------      -------------

Marketable equity securities                             -0-                -0-
Due from affiliate                                       -0-                -0-
Deferred issue costs                               9,737,749         10,451,345
Furniture, equipment & leaseholds, net             1,205,237            902,241
Other assets                                       4,580,253          4,210,891
                                               -------------      -------------

    TOTAL ASSETS                               $ 116,936,329      $ 123,535,744
                                               =============      =============

          LIABILITIES AND EQUITY

Accounts payable & accrued exp.                $     784,552      $     171,953
Secured notes                                    132,764,000        132,814,000
Notes payable - related party                         80,000             80,000
Due to affiliate                                     115,203                -0-
                                               -------------      -------------
    TOTAL LIABILITIES                            133,743,755        133,065,953
                                               -------------      -------------


Cumulative Convertible Preferred Stock,
 10,000,0000 shares authorized, 1,329,700
 and 0 shares issued and outstanding              12,096,144                -0-
 Common stock, $1 par  value, 2,000,000
 issued and outstanding                                1,000              1,000
Additional paid-in capital                           965,600            965,600
Retained earnings (deficit)                      (29,870,170)       (10,496,809)
Treasury Stock, at cost
 -0- shares at $.0000                                    -0-                -0-
                                               -------------      -------------
    TOTAL EQUITY                                 (16,807,426)        (9,530,209)
                                               -------------      -------------

    TOTAL LIAB. & EQUITY                       $ 116,936,329      $ 123,535,744
                                               =============      =============

                   KELLER FINANCIAL SERVICES OF FLORIDA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                      1996              1995
                                                  ------------      -----------
INTEREST INCOME
  Finance charges, fees, and other income         $  4,825,731      $ 3,599,796
  Interest expense                                  (4,230,358)      (2,610,578)
                                                  ------------      -----------
  Net interest income (loss)                           595,373          989,218

  Provision for credit losses                      (17,773,265)             -0-
                                                  ------------      -----------
  Net interest income (loss) after
   provision for credit losses                     (17,177,892)         989,218

EXPENSES
  Administrative & marketing - paid to
   related party                                     1,853,501          780,621
  Other operating expenses                             155,167           18,510
                                                  ------------      -----------

NET INCOME (LOSS) BEFORE INCOME TAXES              (19,186,560)         190,087

  Provision for income taxes                               -0-              -0-
                                                  ============      ===========

NET INCOME (LOSS)                                 $(19,186,560)     $   190,087
                                                  ============      ===========

  Preferred Dividends                                  186,801              -0-
                                                  ------------      -----------

NET INCOME (LOSS)
 applicable to common shareholders                 (19,373,361)    $    190,087
                                                  ============      ===========

NET INCOME (LOSS)PER SHARE                        $      (9.69)     $      0.10
                                                  ============      ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                  2,000,000        2,000,000
                                                  ============      ===========

                   KELLER FINANCIAL SERVICES OF FLORIDA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          THREE MONTHS ENDED MARCH 31,
                                  (UNAUDITED)

                                                       1996            1995
                                                   ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                 $(19,186,560)   $    190,087
 Adjustments to reconcile net income
  to cash provided by operating activities:
 Depreciation                                            75,000           5,000
 Provision for credit losses                         17,773,265             -0-
 Amortization of deferred issue costs                   713,596         416,118
 Net increase (decrease) in discounts                   897,549       2,316,550
 Net increase in other assets                          (369,362)       (955,727)
 Net (increase) decrease in due from
  (to) affiliate                                        115,203             -0-
 Net increase (decrease) in accrued
  expenses and other liabilities                        612,599         140,690
                                                   ------------    ------------
                                                        631,290       2,112,718
                                                   ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
 Finance receivables originated, net
  of charge-offs                                    (38,443,511)    (26,755,874)
 Finance receivables repaid                          13,440,484       7,931,368
 Purchase of furniture, fixtures, and
  equipment, net of minor disposals                    (377,996)       (130,261)
                                                   ------------    ------------
                                                    (25,381,023)    (18,954,767)
                                                   ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Repayments of notes payable - related party                -0-        (250,000)
 Net proceeds (repayments) of secured notes             (50,000)     16,546,000
 Net proceeds from issuance of preferred stock       12,096,144             -0-
 Preferred dividends                                   (186,801)            -0-
 Increase in deferred issue costs                           -0-      (1,637,577)
 Common shareholder distributions                           -0-        (400,000)
                                                   ------------    ------------
                                                     11,859,343      14,258,423
                                                   ------------    ------------
NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS                                    (12,890,390)     (2,583,626)

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                                 17,976,477      21,198,721
                                                   ------------    ------------
CASH AND CASH EQUIVALENTS, END
 OF PERIOD                                         $  5,086,087    $ 18,615,095
                                                   ============    ============

SUPPLEMENTAL DISCLOSURES
 Interest paid to creditors                        $  3,543,320    $  2,194,460
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

The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.


2. FINANCE CHARGES -- REVENUE RECOGNITION METHOD CHANGE

Revenue from Finance Charges is recognized using procedures that approximate the interest (actuarial) method.


3. RECALCULATION OF FINANCE CHARGE REVENUE RECOGNITION AND RESTATEMENT OF 1995 FINANCIAL STATEMENTS

Following the January 1997 installation of a reporting module in the Company's recently installed new loan servicing system, which provided information not previously known, the Company reviewed and revised its procedures for calculating finance charge revenue on the interest (actuarial) method. Based upon a recalculation, the Company determined that the December 1995 and March 1995 financial statements, based on the old procedures and under the old system, overstated finance charge revenue recognition by a cumulative $1,825,238 as of December 1995, of which $268,967 applied to the three months ended March 31, 1995. The December 1995 and March 1995 financial statements have been so restated.


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


5. FINANCE RECEIVABLES ALLOWANCE FOR CREDIT LOSSES; NON-REFUNDABLE ACQUISITION DISCOUNTS

Finance receivables as of March 31, 1996 and December 31, 1995 consist of the following:

                                     MARCH 31,      DECEMBER 31,
                                       1996             1995
                                   ------------     ------------

Finance receivables, gross         $165,648,006     $131,772,130
Less unearned finance charges       (40,916,073)     (28,723,722)
                                   ------------     ------------
Finance receivables, principal     $124,731,933     $103,048,408
                                   ============     ============

Changes in the allowance for credit losses and the non-refundable acquisition discount for the three months ended March 31, 1996 and 1995 were as follows:

ALLOWANCE FOR CREDIT LOSSES:

                                            1996          1995
                                        ------------  -----------
Beginning balance                       $ 10,945,525  $       -0-
Provision for credit losses               17,773,265          -0-
Finance receivables charged               (3,319,502)         -0-
off                                     ------------  -----------
Ending balance                          $ 25,399,288  $       -0-
                                        ============  ===========

NON-REFUNDABLE ACQUISITION DISCOUNT:

Beginning balance                       $ 2,108,093   $ 3,466,430
Discounts acquired                        3,034,170     2,910,083
Discounts accreted to income                    -0-           -0-
Finance receivables charged off          (2,136,621)     (593,533)
                                        -----------   -----------
Ending balance                          $ 3,005,642   $ 5,782,980
                                        ===========   ===========

During the First Quarter of 1996, the Company increased its provision for credit losses through a charge to earnings of $17,773,265 and in response to increasing levels of finance receivables delinquencies and significantly higher losses on the disposition of repossessed assets than previously experienced.


6. CAPITAL STOCK

On January 22, 1996, the Company registered and began receiving subscriptions for 1,500,000 shares of 9% Cumulative Convertible Preferred Stock - Class A. The Shares are redeemable for cash at any time after December 31, 1996, in whole or in part, at the option of the Company at redemption prices declining to par on December 31, 2001. They are convertible into shares of the Company's common stock twelve months after the completion of an initial public offering of the Company's common stock. Through March 31, 1996, 1,329,700 shares had been sold with net proceeds of $12,096,144.


7.  RELATED PARTY TRANSACTIONS

KFS is an affiliate of the Company and manages the operations of the Company. Direct operating and overhead costs are allocated monthly to the Company and its subsidiaries. Administration and marketing costs associated with servicing finance receivables and obtaining additional funds are allocated prorata on the number of finance receivables outstanding and prorata based on the amount of monthly funds obtained. Loan origination costs are allocated prorata on the number of finance receivables originated. Deferred issuance costs related to the issuance of debt and certain taxes are directly allocated to the Company and its subsidiaries. Total general and administrative and marketing reimbursements of $1,858,501 and $780,621 were paid to KFS during the three months ended March 31, 1996 and 1995. On December 31, 1995, $80,000 was outstanding on a note to an individual related to the Chairman of the Company. The note was unsecured, paid interest monthly at a 12% annual interest rate and was callable at any time.


8. LIQUIDITY AND CAPITAL RESOURCES

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

KFS embarked upon a process reengineering program to accomplish the foregoing. Process reengineering involves reviewing, at a significant level of detail, the basic businesses and work flows of a company to determine the most efficient use of human and financial resources, and to restructure, or "reengineer," the organization and its business processes to assure efficiency, consistency, control, profitability, financial stability and the future health of the organization.

In order to effect process reengineering to achieve these desired performance standards, Greg Stiff, Executive Vice President Operations, and Michael Nixon, President, were hired by the Company and charged with the following responsibilities: (i) Assure that formal, written communications within the Company, including management reporting, bulletins, policies and procedures are in place, current and under constant review and scrutiny for improvement, (ii) Assure that all KFS branch offices were necessary and that operational units are in compliance with current KFS policies and procedures by means of periodic reviews and audits, (iii) Assure that appropriate performance goals are set for each KFS operational unit and associates, (iv) Implement consistent, accurate control tools and reporting to assure the stated objectives are achieved, (v) Assure that each KFS associate clearly understands his or her job assignments, has been properly trained, knows the expected level of their performance, and understands their personal responsibility for achieving their performance objectives, and (vi) Assure that the operations organization is efficiently structured and that the flow of work within and between each unit and other KFS departments facilitates the ultimate objective of booking quality, profitable automobile finance receivables.

Under the process reengineering program, KFS successfully commenced the implementation of a new business plan in the Second and Third quarters of 1996 by: (i) Centralizing certain operations, (ii) Introducing, in the Third Quarter, a new three tiered loan acquisition program, (iii) Implementing new credit underwriting guidelines, including a computerized borrower scoring analysis,
(iv) Installing new computer hardware and software utilized for contract servicing, including collections and repossessions, and for accounting, (v) Reviewing Dealer relationships, and (vi) Implementing a revised marketing program. As an extension of the reengineering program, the Company subsequently announced the closing of all twenty-one KFS branch offices and the complete centralization of operations in the Third Quarter 1996. The closings were subsequently completed in the Fourth Quarter 1996 and resulted the displacement of approximately eighty employees.


RESULTS OF OPERATIONS

The Company acquired 4,350 contracts through its twenty-one branch network in the First Quarter 1996, the highest volume ever acquired by the Company in any fiscal quarter. Many of the contracts were originated through non-franchised auto dealers who sold primarily older model high-mileage vehicles. Management now realizes that unlike the First Quarter of 1995, when losses began to abate late in the quarter, the loss trend continued throughout the entire First Quarter 1996, and thereafter. Management believes a significant portion of the unanticipated losses relate to loan activity in the First Quarter 1996. Based upon the results of the previously reported financial model prepared under the direction of Mr. Nixon, and previously unavailable data from the Company's new loan servicing computer system installed in April, 1996, management became able, in January 1997, to estimate that as of March 31, 1996 the future credit losses on the loan portfolio would be $28.4 million.

Based upon the foregoing, the Company increased its Allowance for Credit Losses by $17.8 million through the Provision for Losses as a charge to earnings in the First Quarter 1996. As of March 31, 1996, the Company had $28.4 million total reserves for future credit losses comprised of a $25.4 million Allowance for Credit Losses reserve and $3.0 million of Non-refundable Acquisition Discounts.

Following the January 1997 installation of a reporting module in the Company's recently installed new loan servicing system, which provided information not previously known, the company reviewed and revised its procedures for calculating finance charge revenue on the interest (actuarial) method. Based upon a recalculation, the Company determined that the December 1995 and March 1995 financial statements, based on the old procedures and under the old system, overstated finance charge revenue recognition by a cumulative $1,825,238 as of December 1995, of which $268,967 applied to the three months March 31, 1995. The December 1995 and March 1995 financial statements have been so restated.

The changes implemented as a result of the process reengineering program resulted in significantly fewer contracts being acquired commencing the Second Quarter of 1996. Although the number of Contracts acquired thereafter has continued to increase, the volume of contracts acquired in 1996 continues to remain lower than the comparable periods for 1995.

The Company purchased $59,001,821 finance receivables in the First Quarter which represented 4,350 contracts.

                        1996                1995
                 -----------------   ------------------
                     $       UNITS        $       UNITS
                 ----------  -----   ----------   -----

First Quarter    59,001,821  4,350   39,338,705   3,361


As a result of the foregoing, the Company's net interest income before provision for loan losses decreased 39.8% for the three months ended March 31, 1996 to $595,373 from $989,218 during the same period ended 1995. As mentioned above, the Company charged First Quarter 1996 earnings with a $17,773,265 provision for estimated future credit losses. See "Credit Loss and Delinquency Experience."

Interest expense increased to $4,230,358 from $2,610,578 during the three month period ended March 31, 1996 on the secured notes which bear interest at rates ranging from 9% to 12% per annum. These increases are a result of the issuance of additional secured notes and subsequent purchase of additional installment sales contracts, throughout 1995 and 1996. The installment sales contracts bear interest at rates ranging from 15% to 30%.

Expenses, increased 151.4% during the three months ended March 31, 1996 to $2,008,668 from $799,131 for the same period in 1995. This is a result of a higher number of branch offices and increased servicing costs associated with increased delinquencies and defaults and a larger portfolio of loans.

As a result of the foregoing and those factors described in "Industry Trends" and "Credit Loss and Delinquency," below, net income for the three month period ended March 31, 1996 decreased to a net loss of $19,186,560 compared to net income of $190,087 for the same period in 1995.


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

                                     AS OF AND FOR THE PERIOD ENDED
                                               MARCH 31,
                                   ----------------------------------
                                       1996                  1995
                                   ------------           -----------

Gross finance receivables          $165,648,006           $91,764,850
Number of contracts                      16,601                10,285
Monthly delinquent Contracts
  31-60 Days                              1,102   6.6%            913  8.9%
  61-90 Days                                410   2.5%            204  2.0%
  91 Days or more                           742   4.5%            531  5.2%
Repossessions                      $  4,580,253   2.8%    $ 3,626,712  4.0%
Non-refundable acquisition
 discounts & Allowance for
 credit losses                     $ 28,404,930  17.1%    $ 5,782,980  6.3%
Net charge-offs                       5,456,123   3.3%        593,533  0.7%

(1) Gross finance receivables includes the total of all future payments due under the Contracts.
(2) Net charge-offs includes the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle, excluding accrued and unpaid interest. Also included are post liquidation recoveries on previously charged off accounts.

As a result of trends discussed above, the delinquency ratio at month-end March 1996 was 13.6%, down from 16.7% in the corresponding period in 1995. However, net charge-offs for the three months ending March 1996 increased to $5.4 million, or 3.3% of gross finance receivables, compared to $.6 million, or 0.7%, in the corresponding period for 1995.


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

During the three months ending March 31, 1996, net proceeds of $12.1 million of new issue Convertible Preferred Stock, $13.4 million finance receivables repayments and cash flow from operations of $.6 million provided funding for 68% of the $38.4 million new finance receivable principal purchased during the period. Cash and equivalents were reduced $12.9 million during the period primarily to fund the remaining portion of new receivables purchased, a $.4 million increase in fixed assets and $.2 million preferred dividends. Cash and equivalents were $5,086,087 at March 31, 1996.

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

Date:                                         By: /s/ MICHAEL NIXON
January 29, 1997
----------------                              ----------------------
                                              Michael Nixon
                                              President and Chief
                                              Executive Officer