Form 10-Q/A
period 1996-06-30
KELLER FINANCIAL SERVICES OF FLORIDA INC
filed 1997-01-29
CIK 886021

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549
                                  FORM 10-Q/A-1


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996.

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934.

               For the transition period from ______to ______



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

                             YES    [X]         NO  [ ]

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of June 30, 1996.

                             1,600,000 COMMON SHARES

                                TABLE OF CONTENTS

                                                                        PAGE
PART I      FINANCIAL INFORMATION

            Item I - Financial Statements                                3

            Item II - Management's Discussion and Analysis
            of Financial Condition and Results of Operation              9

PART II     OTHER INFORMATION

            Item I -   Legal Proceedings                                14

            Item II -  Changes in Securities                            14

            Item III - Default upon Senior Securities                   14

            Item IV -  Submission of Matters to a Vote of               14
                       Security Holders

            Item V -   Other Information                                14

            Item VI -  Exhibits and Reports on Form 8-K                 14


                         PART I - FINANCIAL INFORMATION

ITEM I - FINANCIAL STATEMENTS

                   KELLER FINANCIAL SERVICES OF FLORIDA, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                    JUNE 30,             DECEMBER 31,
                                                                                      1996                   1995
                                                                                 -------------          -------------
                                    ASSETS
Cash and cash equivalents                                                        $  12,104,335          $  17,976,477

Finance receivables, principal                                                     110,345,514            103,048,408
  Non-refundable acquisition discounts                                              (1,391,151)            (2,108,093)
  Less allowance for credit losses                                                 (20,005,084)           (10,945,525)
                                                                                 -------------          -------------
   Finance receivables, Net                                                         88,949,279             89,994,790
                                                                                 -------------          -------------

Marketable equity securities                                                               -0-                    -0-
Due from affiliate                                                                         -0-                    -0-
Deferred issue costs                                                                 8,821,620             10,451,345
Furniture, equipment & leaseholds, net                                               1,295,610                902,241
Other assets                                                                         5,261,113              4,210,891
                                                                                 -------------          -------------

      TOTAL ASSETS                                                               $ 116,431,957          $ 123,535,744
                                                                                 =============          =============


                         LIABILITIES AND EQUITY
Accounts payable & accrued exp.                                                  $     436,306          $     171,953
Secured notes                                                                      132,774,000            132,814,000
Notes payable - related party                                                              -0-                 80,000
Due to affiliate                                                                           -0-                    -0-
                                                                                 -------------          -------------
    TOTAL LIABILITIES                                                              133,210,306            133,065,953
                                                                                 -------------          -------------


Cumulative Convertible Preferred Stock, 10,000,0000 shares authorized,
1,490,700 and 0 shares issued and outstanding                                       13,562,629                    -0-
Common stock, $1 par  value, 2,000,000 issued and outstanding                            1,000                  1,000
Additional paid-in capital                                                             965,600                965,600
Retained earnings (deficit)                                                        (31,282,578)           (10,496,809)
Treasury Stock, at cost
     400,000 shares at $.0625                                                          (25,000)                   -0-
                                                                                 -------------          -------------
    TOTAL EQUITY                                                                   (16,778,349)            (9,530,209)
                                                                                 -------------          -------------

    TOTAL LIAB. & EQUITY                                                         $ 116,431,957          $ 123,535,744
                                                                                 =============          =============

                   KELLER FINANCIAL SERVICES OF FLORIDA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                                    JUNE 30,                                   JUNE 30,
                                                           1996                 1995                  1996                  1995
INTEREST INCOME
    Finance charges, fees, and
    other income                                      $  5,693,595         $     5,320,755        $ 10,519,326         $  8,920,551
    Interest expense                                    (4,384,677)             (3,235,613)         (8,615,035)          (5,846,191)
                                                      ------------         ---------------        ------------         ------------
    Net interest income (loss)                           1,308,918               2,085,142           1,904,291            3,074,360

    Provision for credit                                   (35,860)                    -0-         (17,809,125)                 -0-
    losses                                            ------------         ---------------        ------------         ------------
    Net interest income (loss)
    after provision for credit
    losses                                               1,273,058               2,085,142         (15,904,834)           3,074,360

EXPENSES
    Administrative & marketing
    - paid to related party                              2,206,837               1,069,710           4,060,338            1,850,331
    Other operating expenses                               141,548                 142,657             296,715              161,167
                                                      ------------         ---------------        ------------         ------------

NET INCOME (LOSS)
BEFORE INCOME TAXES                                     (1,075,327)                872,775        (20,261,887)         $  1,062,862

    Provision for income taxes                                 -0-                     -0-                 -0-                  -0-
                                                      ------------         ---------------        ------------         ------------

NET INCOME (LOSS)                                     $ (1,075,327)        $       872,775        (20,261,887)         $  1,062,862
                                                      ============         ===============        ============         ============

    Preferred Dividends                                    337,081                     -0-             523,882                  -0-
                                                      ------------         ---------------        ------------         ------------

NET INCOME (LOSS)
applicable to  common
shareholders                                          $ (1,412,408)        $       872,775        $(20,785,769)        $  1,062,862
                                                      ============         ===============        ============         ============

NET INCOME (LOSS) PER
SHARE                                                 $      (0.73)        $          0.44        $     (10.53)        $       0.53
                                                      ============         ===============        ============         ============

WEIGHTED AVERAGE
SHARES OUTSTANDING                                    $  1,947,253         $     2,000,000        $  1,973,481         $  2,000,000
                                                      ============         ===============        ============         ============


                   KELLER FINANCIAL SERVICES OF FLORIDA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            SIX MONTHS ENDED JUNE 30,
                                  (Unaudited)
                                                                         1996              1995
                                                                     -------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                                   $(20,261,887)     $  1,062,862
 Adjustments to reconcile net income to cash
 provided by operating activities:
 Depreciation                                                             150,000            32,500
 Provision for credit losses                                           17,809,125               -0-
 Amortization of deferred issue costs                                   1,629,725           934,177
 Net increase (decrease) in discounts                                    (716,942)        3,588,169
 Net increase (decrease) in other assets                               (1,050,222)       (2,752,738)
 Net (increase) decrease in due from affiliate                                -0-               -0-
 Net increase (decrease) in accrued expenses and other
 liabilities                                                              264,353           188,161
                                                                     ------------      ------------
                                                                       (2,175,848)        3,053,131
                                                                     ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
 Finance receivables originated, net of charge-offs                   (45,013,341)      (62,517,211)
 Finance receivables repaid                                            28,966,669        18,152,807
 Purchase of furniture, fixtures, and equipment, net of minor
 disposals                                                               (543,369)         (251,859)
                                                                     ------------      ------------
                                                                      (16,590,041)      (44,616,263)
                                                                     ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net proceeds (repayments) of secured notes                               (40,000)       37,100,000
 Net proceeds from issuance of preferred stock                         13,562,629               -0-
 Preferred dividends                                                     (523,882)              -0-
 Repayment of notes payable - related party                               (80,000)         (350,000)
 Increase in deferred issue costs                                             -0-        (3,696,460)
 Common shareholder distributions                                         (25,000)         (646,994)
                                                                     ------------      ------------
                                                                       12,893,747        32,406,546
                                                                     ------------      ------------
 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                                                                       (5,872,142)       (9,156,586)
 CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD                                                    17,976,477        21,198,721
                                                                     ------------      ------------
 CASH AND CASH EQUIVALENTS,                                          $ 12,104,335      $ 12,042,135
 END OF PERIOD                                                       ============      ============

 SUPPLEMENTAL DISCLOSURES
  Interest paid to creditors                                         $  6,985,306      $  4,912,014
                                                                     ============      ============

NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Unrealized loss on marketable equity securities                 $        -0-      $      5,620
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

The results of operations for the six months and three months ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

2. FINANCE CHARGES -- REVENUE RECOGNITION METHOD CHANGE
Revenue from Finance Charges is recognized using procedures that approximate the interest (actuarial) method.

3. RECALCULATION OF FINANCE CHARGE REVENUE RECOGNITION AND RESTATEMENT OF 1995 FINANCIAL STATEMENTS
Following the January 1997 installation of a reporting module in the Company's recently installed new loan servicing system, which provided information not previously known, the Company reviewed and revised its procedures for calculating finance charge revenue on the interest (actuarial) method. Based upon a recalculation, the Company determined that the December 1995 and June 1995 financial statements, based on the old procedures and under the old system, overstated finance charge revenue recognition by a cumulative $1,825,238 as of December 1995, of which $396,368 and $665,335 applied to the three months and six months ended June 30, 1995, respectively. The December 1995 and June 1995 financial statements have been so restated.

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

5. FINANCE RECEIVABLES ALLOWANCE FOR CREDIT LOSSES; NON-REFUNDABLE ACQUISITION DISCOUNTS
Finance receivables as of June 30, 1996 and December 31, 1995 consist of the following:

                                            June 30,         December 31,
                                              1996              1995
                                        ---------------    --------------

 Finance receivables, gross             $  146,059,973     $  131,772,130
 Less unearned finance charges             (35,714,459)       (28,723,722)
                                        ---------------    --------------
 Finance receivables, principal         $  110,345,514     $  103,048,408
                                        ===============    ==============

Changes in the allowance for credit losses and the non-refundable acquisition discount for the six months ended June 30, 1996 and 1995 were as follows:

ALLOWANCE FOR CREDIT LOSSES:

                                               1996              1995
                                           ------------    ---------------
 Beginning balance                         $ 10,945,525    $           -0-
 Provision for credit losses                 17,809,125                -0-
 Finance receivables charged off             (8,749,566)               -0-
                                           ============    ===============
 Ending balance                            $ 20,005,084    $           -0-
                                           ============    ===============

NON-REFUNDABLE ACQUISITION DISCOUNT:

 Beginning balance                         $  2,108,093    $    3,466,430
 Discounts acquired                           3,730,348         5,326,716
 Discounts accreted to income                       -0-               -0-
 Finance receivables charged off             (4,447,290)       (1,738,547)
                                           ============    ==============
 Ending balance                            $  1,391,151    $    7,054,599
                                           ============    ==============

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

7.  RELATED PARTY TRANSACTIONS
KFS is an affiliate of the Company and manages the operations of the Company. Direct operating and overhead costs are allocated monthly to the Company and its subsidiaries. Administration and marketing costs associated with servicing finance receivables and obtaining additional funds are allocated prorata on the number of finance receivables outstanding and prorata based on the amount of monthly funds obtained. Loan origination costs are allocated prorata on the number of finance receivables originated. Deferred issuance costs related to the issuance of debt and certain taxes are directly allocated to the Company and its subsidiaries. Total general and administrative and marketing reimbursements of $4,060,338 and $1,850,331 were paid to KFS during the six months ended June 30, 1996 and 1995. On December 31, 1995, $80,000 was outstanding on a note to an individual related to the Chairman of the Company. The note was unsecured, paid interest monthly at a 12% annual interest rate and was callable at any time. The note was repaid in the Second Quarter of 1996.

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

Based upon the foregoing, the Company increased its Allowance for Credit Losses by $17.8 million through the Provision for Losses as a charge to earnings in the First Quarter 1996. As of March 31, 1996, the Company had $28.4 million total reserves for future credit losses comprised of a $25.4 million Allowance for Credit Losses reserve and $3.0 million of Non-refundable Acquisition Discounts. The Allowance for Credit Losses declined to $20.0 million and Non-refundable Acquisition discounts declined to $1.4 million as of June 30, 1996, primarily as a result of credit losses recognized upon the disposition of repossessed vehicles since the First Quarter of 1996.

Following the January 1997 installation of a reporting module in the Company's recently installed new loan servicing system, which provided information not previously known, the company reviewed and revised its procedures for calculating finance charge revenue on the interest (actuarial) method. Based upon a recalculation, the Company determined that the December 1995 and June 1995 financial statements, based on the old procedures and under the old system, overstated finance charge revenue recognition by a cumulative $1,825,238 as of December 1995, of which $396,368 and $665,335 applied to the three months and six months ended June 30, 1995, respectively. The December 1995 and June 1995 financial statements have been so restated.

The changes implemented as a result of the process reengineering program resulted in significantly fewer contracts being acquired commencing the Second Quarter of 1996. Although the number of Contracts acquired thereafter has continued to increase, the volume of contracts acquired in 1996 continues to remain lower than the comparable periods for 1995.

The Company purchased $6,759,666 finance receivables in the Second Quarter which represented 550 contracts. For the year, the Company has purchased the following:


                                      1996                     1995
                             ---------------------    ----------------------
                                   $         Units        $            Units
                             -----------    ------    ----------      ------

First Quarter                 59,001,821     4,350    39,338,705      3,361
Second Quarter                 6,759,666       550    50,404,273      4,029
                             -----------    ------    ----------      -----


Year-to-Date                  65,761,487     4,900    89,742,978      7,390
                             ===========    ======    ==========      =====


As a result of the foregoing, the Company's net interest income before provision for loan losses decreased 38.1% for the six months and 37.2% for the three months ended June 30, 1996 to $1,904,291 and $1,308,918 from $3,074,300 and
$2,085,142 during the same period ended 1995. In the Second Quarter 1996, the Company charged earnings with $35,860 to provide for credit loss reserves for loans generated during the quarter. In addition, the Company charged the First Quarter of 1996 earnings $17,773,265. See "Credit Loss and Delinquency Experience."

Interest expense increased to $8,615,035 from $5,846,191 during the six month period ended June 30, 1996 on the secured notes which bear interest at rates ranging from 9% to 12% per annum. These increases are a result of the issuance of additional secured notes and subsequent purchase of additional installment sales contracts, throughout 1995 and 1996. The installment sales contracts bear interest at rates ranging from 15% to 30%.

Expenses, increased 116.6% during the six months and 93.7% for three months ended June 30, 1996 to $4,357,053 and $2,348,385 from $2,011,498 and $1,212,367 for the same periods ended in 1995. This is a result of increased servicing costs associated with increased delinquencies and defaults, a larger portfolio of loans and a larger number of branch offices.

As a result of the foregoing and those factors described in "Industry Trends" and "Credit Loss and Delinquency," below, net income for the six month period ended June 30, 1996 decreased to a net loss of $20,261,887 compared to net income of $1,062,862 for the same period in 1995. For the three month period ended June 30, 1996 the Company had a net loss of $1,075,327 compared to a net income of $872,775 for the same period in 1995.

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


                                                    AS OF AND FOR THE PERIOD ENDED
                                                               JUNE 30,
                                        ----------------------------------------------------
                                              1996                            1995
                                        ---------------------            -------------------
 Gross finance receivables                   $ 146,059,973                  $ 127,558,825
 Number of contracts                                15,475                         13,303
 Monthly delinquent Contracts
   31-60 Days                                        1,144   7.4%                   1,077   8.1%
   61-90 Days                                          372   2.4%                     357   2.7%
   91 Days or more                                     412   2.7%                     470   3.5%
 Repossessions                                  $5,261,113   3.6%              $5,423,723   4.3%
 Non-refundable acquisition
 discounts & Allowance for credit
 losses                                        $21,396,235  14.7%             $ 7,504,511  5.9%
 Net charge-offs                              $ 13,196,856   9.0%             $ 1,738,547  1.4%

-------------
(1) Gross finance receivables includes the total of all future payments due under the Contracts.
(2) Net charge-offs includes the remaining principal balance, after the application of the net proceeds from the liquidation of the vehicle, excluding accrued and unpaid interest. Also included are post liquidation recoveries on previously charged off accounts.

As a result of trends discussed above, the delinquency ratio at month-end June 1996 was 12.5%, down from 14.3% in the corresponding period in 1995. However, net charge-offs for the six months ending June 1996 increased to $13.2 million, or 9.0% of gross finance receivables, compared to $1.7 million, or 1.4%, in the corresponding period for 1995.


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

During the six months ending June 30, 1996, net proceeds of $13.6 million of new issue Convertible Preferred Stock and $29.0 million finance receivables repayments provided funding for 95.7% of the $44.5 million new finance receivables purchased during the period. Cash flow from operations was ($2.7) million due primarily to an operating deficit and previously discussed credit losses and vehicle repossessions. Cash and equivalents were reduced $5.9 million during the period primarily to fund this operating cash requirement, the remaining portion of new receivables purchased, a $.5 million increase in fixed assets and $.5 million preferred dividends. Cash and equivalents were $12,104,335 at June 30, 1996.

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


Date:                                    By: /s/ MICHAEL NIXON
January 29,1997                          ------------------------------------
                                         Michael Nixon
                                         President and Chief Executive Officer